Form 10-Q
period 2007-12-31
Venturevest 1, Inc.
filed 2008-02-14
CIK 1411598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52795

VENTUREVEST 1, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	77-0667087
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

7323 Oswego Road

Liverpool, New York  13090

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (315) 703-1850
Issuer's facsimile number: (315) 453-7311

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007: 21,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

VENTUREVEST 1, INC.
(a corporation in the development stage)

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 3

Balance Sheets for the nine months ended December 31, 2007 (Unaudited) for the year ended March 31, 2007 3

Statements of Operations For the three months ended December 31, 2007 (Unaudited) and for the nine months ended December 31, 2007 (Unaudited) and for the year ended March 31, 2007 and for the cumulative period from August 30, 2006 (inception) to December 31, 2007

4

Statement of Stockholder’s Equity for the cumulative period from August 30, 2006 (inception) to December 31, 2007 5

Statements of Cash Flows for the nine months ended December 31, 2007 (Unaudited) and for the year ended March 31, 2007 and for the cumulative period from August 30, 2006 (inception) to

December 31, 2007

6

Notes to Financial Statements 7-12

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures

14

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

Item 5.  Other Information

14

Item 6.  Exhibits

15

Signatures

15

Venturevest 1, Inc.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash	$ 978	$ 2,000

Total Current Assets	978	2,000

TOTAL ASSETS	$ 978	$ 2,000

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 270	$ 1,021

Total Current Liabilities	270	1,021

Total Liabilities	270	1,021

Stockholder's Equity
Preferred Stock, par value $.0001,
Authorized 10,000,000 shares, Issued 0 shares at
March 31, 2007 and December 31, 2007
Common Stock, par value $.0001,	-	-
Authorized 100,000,000 shares, Issued 21,000,000 shares at
March 31, 2007 and December 31, 2007	2,100	2,100
Stock Subscription Receivable	(100)	(100)
Additional Paid-In Capital		-
Deficit Accumulated During the Development Stage	(1,292)	(1,021)

Total Stockholder's Equity	708	979

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 978	$ 2,000

The accompanying notes are an integral part of these financial statements

Venturevest 1, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				Deficit
	(Unaudited)	(Unaudited)		Accumulated
	For the Three	For the Nine	For the	Since
	Months Ended	Months Ended	Year Ended	August 30,
	December 31,	December 31,	March 31,	2006
	2007	2007	2007	(Inception)

Revenues:	$ -	$ -	$ -	$ -

Expenses:
General and Administrative	22	22	-	22
Bookkeeping Fees	21	249	21	270
Accounting Fees	-	-	1,000	1,000

Total Operating Expenses	43	271	1,021	1,292

Interest Expense	-	-	-	-

Net Income (Loss)	$ (43)	$ (271)	$ (1,021)	$ (1,292)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	21,000,000	21,000,000	15,958,900

The accompanying notes are an integral part of these financial statements

Venturevest 1, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
					Deficit
					Accumulated
					Since	Total
					August 30,	Stockholders'
	Common Stock		Paid in	Stock	2006	Equity
	Shares	Par Value	Capital	Receivable	(Inception)	Deficiency

Balance at August 30, 2006 (Inception)	-	$ -	$ -	$ -	$ -	$ -

January 3, 2007 Shares Issued for Cash	10,000,000	1,000	-	-	-	1,000

January 11, 2007 Shares Issued for Cash	10,000,000	1,000	-	-	-	1,000

January 11, 2007 Shares Issued as a Stock Receivable	1,000,000	100	-	(100)	-

Net Loss	-	-	-		(1,021)	(1,021)

Balance at March 31, 2007	21,000,000	2,100	-	(100)	(1,021)	979

Net Loss	-	-	-	-	(271)	(271)

Balance at December 31, 2007	21,000,000	$ 2,100	$ -	$ (100)	$ (1,292)	$ 708

The accompanying notes are an integral part of these financial statements

Venturevest 1, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Deficit
	(Unaudited)		Accumulated
	For the Nine	For the	Since
	Months Ended	Year Ended	August 30,
	December 31,	March 31,	2006
	2007	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (271)	$ (1,021)	$ (1,292)
Increase (Decrease) in Accounts Payable	(751)	1,021	270

Net Cash Used in Operating Activities	(1,022)	-	(1,022)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Sale of Common Stock	-	2,000	2,000

Net Cash Provided by Financing Activities	-	2,000	2,000

Net (Decrease) Increase in Cash	(1,022)	2,000	978

Cash at Beginning of Period	2,000	-	-

Cash at End of Period	$ 978	$ 2,000	$ 978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued as Stock Receivable		100	100

The accompanying notes are an integral part of these financial statements

VENTUREVEST 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Venturevest 1, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of December 31, 2007 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Venturevest 1, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 1,292 for the period from August 30, 2006 (inception) to December 31, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

VENTUREVEST 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Georgia on August 30, 2006 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  Since August 30, 2006, the Company is in the development stage, and has not commenced planned principal operations.  The Company has a March 31 year-end.

Nature of Business

The Company has no products or services as of December 31, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

VENTUREVEST 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the year ended March 31, 2007 and during the nine months ended December 31, 2007.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the December 31, 2007 presentation.

VENTUREVEST 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the year ended December 31, 2006, and accordingly, no compensation expense was recognized under APB No. 25 for the periods ended December 31, 2006 and March 31, 2007. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the year ended December 31, 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2006 and March 31, 2007.

VENTUREVEST 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2009.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2- INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,292 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

VENTUREVEST 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 – INCOME TAXES (Continued)

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

As of December 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANACTIONS

As of December 31, 2007, the Company has no outstanding liabilities to related parties.

NOTE 6 – COMMON STOCK TRANSACTIONS

On January 3, 2007, the Company issued 10,000,000 shares of common stock for cash at $ .0001 per share.

On January 11, 2007, the Company issued 10,000,000 shares of common stock for cash at $.0001 per share.

On January 11, 2007, the Company issued 1,000,000 shares of common stock as a stock receivable at $.0001 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company is in the business of locating a candidate for the purpose of a merger or acquisition. It is possible that the Company will be successful in locating such a merger or acquisition candidate and closing such transaction. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from an offering of its securities. There is no assurance the Company will be able to obtain such equity funding.

The Company has not realized any revenues from operations to date, and its plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company expects that it will incur minimal expenses over the next twelve months, but it can provide no assurance that it can continue to satisfy cash requirements for that period.

Results of Operation

The Company did not have any operating income from its inception on August 30, 2006 through December 31, 2007. The Company recognized a net loss of $1,292 during that period. Expenses during this period were comprised mainly of professional fees and administrative costs. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating Company and there is no assurance that such an acquisition will be effected.

Liquidity and Capital Resources

At December 31, 2007, the Company had total capital resources consisting of $978 in cash. The Company will rely upon those assets, the issuance of common stock, and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Management anticipates seeking out a target operating company primarily through Management's business contacts and prior existing relationships. Management may seek such targets directly or may employ one or more other individuals or entities to conduct or assist it in its efforts.

The Company and or its shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or its shareholders may enter into agreements with other consultants to assist it in locating a target company.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan;

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits:

*3.1

Certificate of Incorporation, as filed with the Nevada Secretary of State on April 16, 2006.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 21, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  February 11, 2008

VENTUREVEST 1, INC.

By: /s/ Joseph J. Passalaqua

        Joseph J. Passalaqua

15